Form 10-Q
period 1997-03-31
UACSC 1996-D AUTO TRUST
filed 1997-05-15
CIK 1026782

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ____to____

                        Commission File No. 333-06929-03

                            UACSC 1996-D Auto Trust
               (Issuer with Respect to Registered Securitization)

                         UAC Securitization Corporation
             (Exact name of registrant as specified in its charter)

                  New York                                     35-1937340
         -----------------------------                   ----------------------
         State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization                   Identification Number)
                                                           UAC Securitization
                                                               Corporation

250 Shadeland Avenue, Suite 210A
Indianapolis, Indiana                                              46219
(address of principal                                            (zip code)
executive offices)
UAC Securitization Corporation

Registrant's telephone number including area code                 (317) 231-6466
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

                                     PART I


Item 1.  Financial Statements

         This Report on Form 10-Q is being filed in respect of UACSC 1996-D Auto Trust as issuer of securities registered in Registration Statement No. 333-06929-03 on Form S-3 under the Securities Act of 1933, as amended (declared effective on July 18, 1996). Because UACSC 1996-D Auto Trust has simply issued Certificates representing fractional undivided interests in the Trust's assets consisting of a specific portfolio of retail installment sale contracts in new and used automobiles and light trucks, and because Registrant UAC Securitization Corporation is not a Guarantor of any of the payments due from the Trust to Certificateholders that are required to be made monthly, there is included in response to this item only the regular monthly report form which the Trustee is required to include with each monthly distribution of trust assets to Certificateholders setting forth for the prior calendar month, and cumulatively, all of the relevant financial information required by Certificateholders.

         Accordingly, the UACSC 1996-D AUTO TRUST MONTHLY SERVICER'S CERTIFICATE REPORT for the months ending January 31, 1997, February 28, 1997, and March 31, 1997, are included herewith, as exhibits 99-1, 99-2, and 99-3, respectively.

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

                                    PART II.

Item 6.  Exhibits and Reports on Form 8-K.

         There are no reports on Form 8-K to be included for this reporting period. The following exhibits are included in this form 10-Q:

         Exhibit 99-1   Servicer's Certificate Report of January 31, 1997
         Exhibit 99-2   Servicer's  Certificate  Report of February 28, 1997
         Exhibit 99-3   Servicer's  Certificate  Report of March 31, 1997

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

                                   UACSC 1996-D AUTO TRUST

                          By:        Union Acceptance Corporation, in its
                                            capacity as Servicer

                                   By:      /s/Rick A. Brown
                                            ------------------------------------
                                            Rick A. Brown
                                            Vice President, Treasurer
                                            and Chief Financial Officer









Date:             May 13, 1997

                                                                    Exhibit 99-1
                                                                      UACSC 96-D
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 1/31/97

PRINCIPAL BALANCE RECONCILIATION                               D O L L A R S                                             NUMBERS
                                                CLASS A-1         CLASS A-2        CLASS A-3      TOTAL CLASS A's
                                              --------------     -------------    -------------    --------------        ------
Original Principal Balance                    171,000,000.00     91,085,000.00    21,000,347.28    283,085,347.28          22,490
Beginning Period Principal Balance            153,658,645.02     91,085,000.00    21,000,347.28    265,743,992.30          21,518
Principal Collections - Scheduled Payments      3,478,027.31              0.00             0.00      3,478,027.31
Principal Collections - Payoffs                 2,881,332.37              0.00             0.00      2,881,332.37             324
Principal Withdrawal from Payahead                  8,629.18              0.00             0.00          8,629.18
Gross Principal Charge Offs                        83,466.64              0.00             0.00         83,466.64               6
Repurchases                                        58,022.33              0.00             0.00         58,022.33               9
Ending Balance                                147,149,167.19     91,085,000.00    21,000,347.28    259,234,514.47          21,179
                                              ==============     =============    =============    ==============          ======


Certificate Factor                                 0.8605214         1.0000000        1.0000000         0.9157468
Pass Through Rate                                      5.960%            6.170%           6.300%            6.053%


CASH FLOW RECONCILIATION

Principal Wired                                                                                      6,427,015.75
Interest Wired                                                                                       2,828,141.62
Withdrawal from Payahead Account                                                                        14,701.63
Repurchases (Principal and Interest)                                                                    59,057.50
Charge Off Recoveries                                                                                   (1,977.96)
Interest Advances                                                                                       37,881.46
Certificate Account Interest Earned                                                                     26,192.98
Spread Account Withdrawal                                                                                    0.00
Class A Surety Bond Draw for Class I Interest                                                                0.00
Class A Surety Bond Draw for
   Class A Principal or Interest                                                                             0.00

Total Cash Flow                                                                                      9,391,012.98
                                                                                                     ============


TRUSTEE DISTRIBUTION  (2/10/97)

Total Cash Flow                                                                                      9,391,012.98
Unrecovered Advances on Defaulted Receivables                                                            1,467.66
Servicing Fee (Due and Unpaid)                                                                               0.00
Interest to Class A-1 Certificateholders                                                               763,171.27
Interest to Class A-2 Certificateholders                                                               468,328.71
Interest to Class A-3 Certificateholders                                                               110,251.82
Interest to Class I Certificateholders                                                                 538,218.77
Principal to Class A-1 Certificateholders                                                            6,509,477.83
Principal to Class A-2 Certificateholders                                                                    0.00
Principal to Class A-3 Certificateholders                                                                    0.00
Surety Bond Premium                                                                                     33,484.46
Interest Advance Recoveries from Payments                                                               20,393.69
Unreimbursed draws on Class A's Surety Bond
     for Class I Interest                                                                                    0.00
Unreimbursed draws on Class A's Surety Bond for
     Class A Principal or  Interest                                                                          0.00
Deposit to Payahead                                                                                     73,533.77
Certificate Account Interest to Servicer                                                                26,192.98
Payahead Account Interest to Servicer                                                                      399.79
Excess                                                                                                 846,092.23

Net Cash                                                                                                     0.00
                                                                                                     ============
Monthly Servicing Fee and the Spread Amount                                                          1,709,137.96
                                                                                                     ============
Servicing Fee Retained from Interest Collections                                                       221,453.33


SPREAD ACCOUNT  RECONCILIATION

Original Balance                                                                                             0.00
Beginning Balance                                                                                    1,276,299.54
Trustee Distribution of Excess                                                                         846,092.23
Interest Earned                                                                                          4,415.43
Spread Account Draws                                                                                         0.00
Reimbursement for Prior Spread Account Draws                                                                 0.00
Distribution of Funds to Servicer                                                                            0.00
Ending Balance                                                                                       2,126,807.20
                                                                                                    =============

Required Balance                                                                                     3,538,566.84
                                                                                                    =============

FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION

Original Balance                                                                                    14,154,267.36
Beginning Balance                                                                                   12,010,900.07
Reduction Due to Spread Account                                                                       (850,507.66)
Reduction Due to Principal Reduction                                                                  (325,473.89)
Ending Balance                                                                                      10,834,918.52
                                                                                                   ==============
First Loss Protection Required Amount                                                               10,834,918.53
First Loss Protection Fee %                                                                                  2.00%
First Loss Protection Fee                                                                               18,660.14



SURETY BOND  RECONCILIATION


Original Balance                                                                                   283,085,347.28
Beginning Balance                                                                                  266,055,766.45
Draws                                                                                                        0.00
Reimbursement of Prior Draws                                                                                 0.00
Ending Balance                                                                                     266,055,766.45
                                                                                                   ==============
Adjusted Ending Balance Based
     Upon Required Balance                                                                         258,630,550.64
                                                                                                   ==============
Required Balance                                                                                   258,630,550.64


PAYAHEAD RECONCILIATION


Beginning Balance                                                                                      103,877.37
Deposit                                                                                                 73,533.77
Payahead Interest                                                                                          399.79
Withdrawal                                                                                              14,701.63
Ending Balance                                                                                         163,109.30
                                                                                                     ============

                                                                    Exhibit 99-2
                                                                      UACSC 96-D
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 2/28/97

PRINCIPAL BALANCE RECONCILIATION                     D O L L A R S                                                     NUMBERS
                                               CLASS A-1        CLASS A-2        CLASS A-3       TOTAL CLASS A's
                                              --------------    -------------    -------------     --------------      ------
Original Principal Balance                    171,000,000.00    91,085,000.00    21,000,347.28     283,085,347.28      22,490
Beginning Period Principal Balance            147,149,167.19    91,085,000.00    21,000,347.28     259,234,514.47      21,179
Principal Collections - Scheduled Payments      3,342,326.89             0.00             0.00       3,342,326.89
Principal Collections - Payoffs                 3,455,530.05             0.00             0.00       3,455,530.05         379
Principal Withdrawal from Payahead                  8,504.18             0.00             0.00           8,504.18
Gross Principal Charge Offs                       409,065.80             0.00             0.00         409,065.80          33
Repurchases                                        12,821.09             0.00             0.00          12,821.09           4
Ending Balance                                139,920,919.18    91,085,000.00    21,000,347.28     252,006,266.46      20,763
                                              ==============    =============    =============     ==============      ======


Certificate Factor                                 0.8182510        1.0000000        1.0000000          0.8902130
Pass Through Rate                                      5.960%            6.170%           6.300%            6.053%


CASH FLOW RECONCILIATION

Principal Wired                                                                                      6,824,301.40
Interest Wired                                                                                       2,583,530.14
Withdrawal from Payahead Account                                                                        14,242.90
Repurchases (Principal and Interest)                                                                    12,952.06
Charge Off Recoveries                                                                                   71,175.44
Interest Advances                                                                                       66,424.41
Certificate Account Interest Earned                                                                     26,081.62
Spread Account Withdrawal                                                                                    0.00
Class A Surety Bond Draw for Class I Interest                                                                0.00
Class A Surety Bond Draw for Class A
     Principal or Interest                                                                                   0.00

Total Cash Flow                                                                                      9,598,707.97
                                                                                                   ==============

TRUSTEE DISTRIBUTION  (3/10/97)

Total Cash Flow                                                                                      9,598,707.97
Unrecovered Advances on Defaulted Receivables                                                           10,454.28
Servicing Fee (Due and Unpaid)                                                                               0.00
Interest to Class A-1 Certificateholders                                                               730,840.86
Interest to Class A-2 Certificateholders                                                               468,328.71
Interest to Class A-3 Certificateholders                                                               110,251.82
Interest to Class I Certificateholders                                                                 521,945.07
Principal to Class A-1 Certificateholders                                                            7,228,248.01
Principal to Class A-2 Certificateholders                                                                    0.00
Principal to Class A-3 Certificateholders                                                                    0.00
Surety Bond Premium                                                                                     29,400.73
Interest Advance Recoveries from Payments                                                               19,222.44
Unreimbursed draws on Class A's Surety Bond
     for Class I Interest                                                                                    0.00
Unreimbursed draws on Class A's Surety Bond
     for Class A Principal or  Interest                                                                      0.00
Deposit to Payahead                                                                                     30,253.95
Certificate Account Interest to Servicer                                                                26,081.62
Payahead Account Interest to Servicer                                                                      551.52
Excess                                                                                                 423,128.95

Net Cash                                                                                                     0.00
                                                                                                   ==============
Monthly Servicing Fee and the Spread Amount                                                          1,491,936.81
                                                                                                   ==============

Servicing Fee Retained from Interest Collections                                                       216,028.76

SPREAD ACCOUNT  RECONCILIATION
Original Balance                                                                                             0.00
Beginning Balance                                                                                    2,126,807.20
Trustee Distribution of Excess                                                                         423,128.95
Interest Earned                                                                                          7,094.12
Spread Account Draws                                                                                         0.00
Reimbursement for Prior Spread Account Draws                                                                 0.00
Distribution of Funds to Servicer                                                                            0.00
Ending Balance                                                                                       2,557,030.27
                                                                                                   ==============
Required Balance                                                                                     3,538,566.84



FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION


Original Balance                                                                                    14,154,267.36
Beginning Balance                                                                                   10,834,918.52
Reduction Due to Spread Account                                                                       (430,223.07)
Reduction Due to Principal Reduction                                                                  (361,412.40)
Ending Balance                                                                                      10,043,283.05
                                                                                                   ==============
First Loss Protection Required Amount                                                               10,043,283.05
First Loss Protection Fee %                                                                                  2.00%
First Loss Protection Fee                                                                               15,622.88



SURETY BOND  RECONCILIATION


Original Balance                                                                                   283,085,347.28
Beginning Balance                                                                                  258,630,550.64
Draws                                                                                                        0.00
Reimbursement of Prior Draws                                                                                 0.00
Ending Balance                                                                                     258,630,550.64
                                                                                                   ==============

Adjusted Ending Balance Based Upon
     Required Balance                                                                              250,918,050.88
                                                                                                   ==============
Required Balance                                                                                   250,918,050.88


PAYAHEAD RECONCILIATION


Beginning Balance                                                                                      163,109.30
Deposit                                                                                                 30,253.95
Payahead Interest                                                                                          551.52
Withdrawal                                                                                              14,242.90
Ending Balance                                                                                         179,671.87
                                                                                                   ==============

                                                                    Exhibit 99-3
                                                                      UACSC 96-D
UNION ACCEPTANCE CORPORATION
(Servicer)
MONTH ENDING 3/31/97

PRINCIPAL BALANCE RECONCILIATION                                     D O L L A R S                                       NUMBERS
                                                   CLASS A-1           CLASS A-2        CLASS A-3      TOTAL CLASS A's
                                                --------------       -------------    -------------    --------------     ------
Original Principal Balance                      171,000,000.00       91,085,000.00    21,000,347.28    283,085,347.28     22,490
Beginning Period Principal Balance              139,920,919.18       91,085,000.00    21,000,347.28    252,006,266.46     20,763
Principal Collections - Scheduled Payments        3,830,361.48                0.00             0.00      3,830,361.48
Principal Collections - Payoffs                   3,099,776.18                0.00             0.00      3,099,776.18        391
Principal Withdrawal from Payahead                    7,993.49                0.00             0.00          7,993.49
Gross Principal Charge Offs                         575,371.39                0.00             0.00        575,371.39         45
Repurchases                                          83,161.61                0.00             0.00         83,161.61         13
Ending Balance                                  132,324,255.03       91,085,000.00    21,000,347.28    244,409,602.31     20,314
                                                ==============       =============    =============    ==============     ======


Certificate Factor                                   0.7738261           1.0000000        1.0000000         0.8633778
Pass Through Rate                                        5.960%              6.170%           6.300%            6.053%


CASH FLOW RECONCILIATION

Principal Wired                                                                        6,961,277.21
Interest Wired                                                                         2,595,280.00
Withdrawal from Payahead Account                                                          12,610.10
Repurchases (Principal and Interest)                                                      84,948.22
Charge Off Recoveries                                                                    117,149.58
Interest Advances                                                                         65,252.54
Certificate Account Interest Earned                                                       28,213.84
Spread Account Withdrawal                                                                      0.00
Class A Surety Bond Draw for Class I Interest                                                  0.00
Class A Surety Bond Draw for Class A
     Principal or Interest                                                                     0.00

Total Cash Flow                                                                        9,864,731.49
                                                                                     ==============

TRUSTEE DISTRIBUTION  (4/09/97)

Total Cash Flow                                                                        9,864,731.49
Unrecovered Advances on Defaulted Receivables                                             20,382.97
Servicing Fee (Due and Unpaid)                                                                 0.00
Interest to Class A-1 Certificateholders                                                 694,940.57
Interest to Class A-2 Certificateholders                                                 468,328.71
Interest to Class A-3 Certificateholders                                                 110,251.82
Interest to Class I Certificateholders                                                   503,874.45
Principal to Class A-1 Certificateholders                                              7,596,664.15
Principal to Class A-2 Certificateholders                                                      0.00
Principal to Class A-3 Certificateholders                                                      0.00
Surety Bond Premium                                                                       31,569.57
Interest Advance Recoveries from Payments                                                 36,079.20
Unreimbursed draws on Class A's Surety Bond
     for Class I Interest                                                                      0.00
Unreimbursed draws on Class A's Surety Bond
     for Class A Principal or  Interest                                                        0.00
Deposit to Payahead                                                                       38,783.45
Certificate Account Interest to Servicer                                                  28,213.84
Payahead Account Interest to Servicer                                                        747.58
Excess                                                                                   334,895.18

Net Cash                                                                                       0.00
                                                                                     ==============
Monthly Servicing Fee and the Spread Amount                                            1,534,123.61
                                                                                     ==============

Servicing Fee Retained from Interest Collections                                         210,005.22

SPREAD ACCOUNT  RECONCILIATION
Original Balance                                                                               0.00
Beginning Balance                                                                      2,557,030.27
Trustee Distribution of Excess                                                           334,895.18
Interest Earned                                                                           10,399.80
Spread Account Draws                                                                           0.00
Reimbursement for Prior Spread Account Draws                                                   0.00
Distribution of Funds to Servicer                                                              0.00
Ending Balance                                                                         2,902,325.25
                                                                                     ==============
Required Balance                                                                       3,538,566.84

FIRST LOSS PROTECTION  AMOUNT  RECONCILIATION


Original Balance                                                                      14,154,267.36
Beginning Balance                                                                     10,043,283.05
Reduction Due to Spread Account                                                         (345,294.98)
Reduction Due to Principal Reduction                                                    (379,833.21)
Ending Balance                                                                         9,318,154.86
                                                                                     ==============
First Loss Protection Required Amount                                                  9,318,154.87
First Loss Protection Fee %                                                                    2.00%
First Loss Protection Fee                                                                 16,047.93



SURETY BOND  RECONCILIATION


Original Balance                                                                     283,085,347.28
Beginning Balance                                                                    250,918,050.88
Draws                                                                                          0.00
Reimbursement of Prior Draws                                                                   0.00
Ending Balance                                                                       250,918,050.88

Adjusted Ending Balance Based
     Upon Required Balance                                                           242,916,097.30
                                                                                     ==============
Required Balance                                                                     242,916,097.30


PAYAHEAD RECONCILIATION


Beginning Balance                                                                        179,671.87
Deposit                                                                                   38,783.45
Payahead Interest                                                                            747.58
Withdrawal                                                                                12,610.10
Ending Balance                                                                           206,592.80
                                                                                     ==============